Form 10-K
period 2025-12-31
HCM IV Acquisition Corp.
filed 2026-03-30
CIK 2089982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-43119

HCM IV ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1883478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Washington St, 1F Stamford, CT	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 930-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one Redeemable Warrant	HACQU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	HACQ	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at a price of $11.50 per share	HACQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s securities were not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units begin trading on the Nasdaq Stock Market on February 13, 2026.

As of March 25, 2026, there were 28,750,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,625,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This Report (as defined below), including, without limitation, statement under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statement within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statement include, but are not limited to, statement regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statement that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statement. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statement in this Report may include, for example, statement about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Additionally, the SEC has adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for business combination registration statement. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial business combination and may increase the costs and time related thereto.

In addition, statements that contain “we believe” and similar statement reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on this statement.

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“we,” “us,” “company” or “our company” are to HCM IV Acquisition Corp., a Cayman Islands exempted company;

●	“Class A Ordinary Shares” are to our class A ordinary shares of a par value of US$0.0001 each;

●	“Class B Ordinary Shares” are to our class B ordinary shares of a par value of US$0.0001 each;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Completion Window” are to (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association;

●	“Initial Shareholders” are to our Sponsor and any other holders of our Class B Ordinary Shares immediately prior to the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our officers and directors.

●	“non-managing sponsor investors” means institutional investors (none of which are affiliated with any member of our management, other members of our sponsor or any other investor) that have expressed an interest to purchase indirectly, through the purchase of non-managing sponsor membership interests an aggregate of 3,500,000 private placement warrants at a price of $1.50 per warrant ($5,250,000 in the aggregate); subject to each non-managing sponsor investor purchasing, through the sponsor, the private placement warrants allocated to it in connection with the closing of this offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of this offering reflecting interests in an aggregate of 2,100,000 founder shares held by the sponsor;

●	“ordinary resolution” are to a resolution of the company passed by the holders of a majority of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued ordinary shares entitled to vote on such matter;

●	“ordinary shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;

●	“Public Shares” are to Class A Ordinary Shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“public shareholders” are to the holders of our Public Shares, including our Initial Shareholders, our management team and any non-managing sponsor investors to the extent our Initial Shareholders and members of our management team and any non-managing sponsor investors purchase Public Shares, provided that each initial shareholder’s and member of our management team’s and any non-managing sponsor investors’ status as a “public shareholder” only exists with respect to such Public Shares;

●	“Public Warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor Fitzgerald & Co. in a private placement simultaneously with the closing of the Initial Public Offering;

●	“special resolution” are to a resolution of the company passed by at the holders of a majority of at least two-thirds (2/3) of the ordinary shares (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) who, being entitled to do so, vote in person or by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to HCM Investor Holdings IV, LLC, a Delaware limited liability company which was recently formed to invest in our company, as further discussed under “Sponsor Information”; and

●	“warrants” are to our Public Warrants and Private Placement Warrants.

Any conversion of the Class B Ordinary Shares described in this Report will take effect as a compulsory redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law.

Any forfeiture of shares, and all references to forfeiture of shares, described in this Report shall take effect as a surrender of shares for no consideration as a matter of Cayman Islands law. Any share dividend described in this Report will take effect as a share capitalization as a matter of Cayman Islands law (that is, an issuance of shares from share premium).

 v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted corporation on September 5, 2025, as Mercator I Acquisition Corp. as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. On October 29, 2025, we changed our name to HCM IV Acquisition Corp. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We may pursue an initial business combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, will be in completing a business combination with an established business of scale poised for continued growth, led by a highly regarded management team. Our management team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results.

The 2024 SPAC Rules may materially affect our ability to complete any potential initial business combination and may increase the costs and time related thereto.

Formation and Initial Public Offering

On September 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founders shares to the Sponsor. On November 3, 2025, the Company through a share recapitalization issued an additional 191,667 Class B ordinary shares to the Sponsor and therefore the Sponsor now holds 8,625,000 founder shares, at approximately, $0.003 per share. Up to 1,125,000 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 founder shares are no longer subject to forfeiture.

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 founder shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. At December 31, 2025, our Sponsor held 8,625,000 founder shares.

On February 13, 2026, the Company consummated the initial public offering (“Initial Public Offering”) of 28,750,000 units (the “Units” and, with respect to the shares of Class A Ordinary Shares included in the Units being offered), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, in a private placement to the Company’s Sponsor, and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor purchased 833,333 Private Placement Warrants.

A total of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

General

Our management is pragmatic, measuring our success in both immediate and continuous financial return balanced across all stakeholders. Our investment philosophy has been shaped by the many transactions we have originated, combined with our hands-on experiences as entrepreneurial leaders across the growth spectrum, from startups to multi-billion-dollar corporations.

We believe in quality management teams that lead attractive target businesses. Successful teams understand not only their craft, but the limitations in their businesses, and realize that efficient scaling requires a consistent onboarding of knowledge, expertise, and varied points of view, as well as capital, to continue winning the challenge of sustained extraordinary growth.

Unlocking value and growth potential for our investors, our business combination targets, and ourselves is a balanced multi-part equation crafted through an alignment of incentives and an incremental injection of value from and across all stakeholders.

We have been and continue to be entrepreneurs, managers, board members and investors in public and private enterprises that we find exciting. It is with real knowledge of the successes and failures of talented and energetic creators that we offer our counsel as partners in seeking to unlock further growth and value, as well as our support and a matching of intense work ethic, to the managers of businesses we select for combination.

Notwithstanding our management team’s past experiences, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) that we will provide an attractive return to our shareholders from any business combination we may consummate. You should not rely on the historical record of HCM Investor Holdings IV, LLC’s and our management’s performance as indicative of our future performance.

Our Sponsor and Its Affiliates

Our Sponsor, HCM Investor Holdings IV, LLC, is affiliated with Hondius Capital Management, LP. Hondius Capital Management, LP is an SEC registered investment adviser that provides discretionary investment advisory services to private fund clients. The clients include both a hedge fund and separately managed account. The principal objective of the fund is to seek superior, risk-adjusted returns investing across borders, currencies and asset classes. The strategy focuses on the early identification of macroeconomic themes and other large market events.

Business Operations

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025, relates to the Company’s formation, the Initial Public Offering, which is described below, and, after the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 28,750,000 units, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $7,000,000.

Following the closing of the Initial Public Offering on February 13, 2025, an amount of   $287,500,000 (which amount includes $13,687,500 of the underwriter’s deferred discount) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as amended, as determined by the Company, until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the trust account to the Company’s stockholders, as described below.

Transaction costs incurred in connection with the Initial Public Offering amounted to $19,591,443, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $903,943 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete an initial business combination having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination. The Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a business combination with respect to the Company’s warrants.

The Company will proceed with a business combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved and, if a majority of the outstanding shares voted are voted in favor of the business combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a business combination. If the Company seeks stockholder approval in connection with a business combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased by it during or after the Initial Public Offering in favor of approving a business combination. Additionally, each public stockholder may elect to redeem their Public Shares, regardless of whether they vote for or against a business combination.

If the Company seeks stockholder approval of a business combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 10% or more of the Public Shares, without the Company’s prior written consent.

The Sponsor has agreed to (a) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial business combination; (b) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (c) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Proposed Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination) in favor of the initial business combination.

In order to protect the amounts held in the trust account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing sponsor investors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors, or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own Class B Ordinary Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We have not contacted any of the prospective target businesses that our management team in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets subsequent to the closing of the Initial Public Offering if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for investors in the Initial Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own Class B Ordinary Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Corporate Information

Our executive offices are located at 85 Washington Street, Norwalk, CT 06854, and our telephone number is (203) 930-2200.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Financial Position

As of March 19, 2026, we had approximately $288,156,500.99 held inside the trust account. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or Public Warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, our initial business combination, all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Ordinary Shares and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of the holders of a majority of at least two-thirds of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of a majority of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Class B Ordinary Shares, private placement shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Class B Ordinary Shares, we would need 10,637,500 or 37%, of the 28,750,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all issued and outstanding shares are voted. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Class B Ordinary Shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, in addition to obtaining approval of our initial business combination by ordinary resolution, the approval of the statutory merger or consolidation will require a special resolution under Cayman Islands Law, which requires the affirmative vote of the holders of a majority of at least two-thirds of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder.

However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the Completion Window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Completion Window.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any Class B Ordinary Shares held by them if we fail to complete our initial business combination within the Completion Window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our Sponsor or management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if we fail to complete our initial business combination within the allotted Completion Window.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding Public Shares. The non-managing sponsor investors are not required to (i) hold any units, Class A Ordinary Shares or Public Warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing sponsor investors have the same rights to the funds held in the trust account with respect to the Class A Ordinary Shares underlying the units they may have purchased in the Initial Public Offering as the rights afforded to our other public shareholders. However, if the non-managing Sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of Class B Ordinary Shares as further discussed in this Report.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,250,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage.

Employees

We currently have 2 executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statement audited and reported on by Withum, our independent registered public accountant.

We will provide shareholders with audited financial statement of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statement will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statement may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statement in time for us to disclose such statement in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential business combination candidate will have financial statement prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statement in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We have evaluated our internal control procedures for the fiscal year ending December 31, 2025, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statement. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Class B Ordinary Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The inability of our shareholders to vote or redeem their shares in connection with our extensions.

●	Our Sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our Sponsor, Initial Shareholders, directors, officers and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the Class B Ordinary Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination.

●	The value of the Class B Ordinary Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our Initial Shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Nevertheless, we may be considered to be operating as an investment company and if we are deemed as such compliance with additional regulatory burdens would require additional expenses for which we have not allotted funds and would severely hinder our ability to compete a business combination. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation;

●	If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A Ordinary Shares after or in connection with such initial business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continued effects of the coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the Board of Directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 85 Washington Street, Norwalk, CT 06854, and our telephone number is (203) 930-2200. Our executive offices are provided to us by our Sponsor. Commencing on the date our securities were first listed on NASDAQ, we have agreed to pay an affiliate of our Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, Public Shares and Public Warrants are each traded on the NASDAQ Stock Exchange under the symbols “HCAQU,” “HCAQ” and “HACQW,” respectively. Our Units commenced public trading on February 13, 2026, and our Public Shares and Public Warrants will commence separate public trading in April, 2026.

(b) Holders

On March 18, 2026, there was one (1) holder of record of our Units, one (1) holder of record of our separately traded Class A Ordinary Shares, four (4) holders of record of our Class B Ordinary Shares, one (1) holder of record of our Public Warrants and two (2) holders of record of our Private Warrants.

(c) Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial Business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

None.

(g) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see our registration statement filed with the sec at www.sec.gov. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on September 5, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 5, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from September 5, 2025 (inception) through December 31, 2025, we had a net loss $59,655, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had no cash and working capital deficit of $170,614.

Subsequent to the annual period covered by this Annual Report on Form 10-K, on February 13, 2026, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 4,666,667 Private Placement Warrants, in a private placement to the Sponsor and Cantor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor purchased 833,333 Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred transactions costs totaling to $19,591,443, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $903,943 of other offering costs.

For the period from September 5, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $59,655 was affected by payment of formation, general, and administrative costs through promissory note – related party of $43,700 and changes in accrued expenses of $15,955.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. We began incurring these fees on February 11, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On February 13, 2026, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.00% of the gross proceeds of the Units sold in the Initial Public Offering). The underwriters have reimbursed certain of the Company’s offering expenses, specifically the advisory agreement, amounting to $1,250,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $13,687,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering.

Zenith’s fee is equal to 0.50% of the aggregate proceeds of this offering (excluding the proceeds of the exercise of the overallotment option, if any). We also engaged Zenith as an advisor in connection with our initial business combination for which it earns an advisory fee of 1.00% of the proceeds of this offering (excluding the proceeds of the exercise of the overallotment option, if any) payable at closing of our initial business combination. Zenith is also entitled to an advisory fee equal to 1.50% of the aggregate proceeds of the exercise of the overallotment option, if any, payable at closing of our initial business combination. The underwriters will reimburse the company for the advisory fees paid to Zenith in connection with the proposed public offering and the business combination, as set forth in this paragraph.

The Company also engaged Zenith as an advisor in connection with its initial Business Combination for which it will earn an advisory fee of 1.00% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option, if any) or $2,500,000 in the aggregate, payable at closing of an initial Business Combination (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 1.50% Advisor IPO Fee will be payable at the closing of the Company’s initial Business Combination.

The underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the Business Combination.

Critical Accounting Estimates and Policies

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 5, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters were entitled to a cash underwriting discount of $4,400,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $12,045,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year end 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

	Age	Position
Shawn Matthews	58	Chief Executive Officer and Chairman of the Board of Directors
Steven Bischoff	67	Chief Financial Officer
Michael J. Connor	64	Director
Richard Donohoe	60	Director
Thomas Sapio	55	Director

The experience of our directors and executive officers is as follows:

Shawn Matthews has served as our Chairman of the Board since our inception and Chief Executive Officer since October 29, 2025. Mr. Matthews is a financial services expert and entrepreneur with more than 30 years of management experience in public and private corporations. Since January 2019, Mr. Matthews founded and has served as the Chief Investment Officer of Hondius Capital Management, an alternative investment firm. In such capacity, he is responsible for the overall success of Hondius Capital Management with a particular focus on managing all firm investments. From March 2009 until December 2018, Mr. Matthews served as Chief Executive Officer of Cantor Fitzgerald & Co., a leading financial services firm, where he was responsible for Cantor Fitzgerald’s risk taking businesses and strategic growth. Mr. Matthews also served as a member of the Executive Committee of the Cantor Fitzgerald & Co. from March 2009 until December 2018. During his tenure at Cantor Fitzgerald, Mr. Matthews played a significant role of the growth of the company, with significant revenue and earnings growth during his tenure. In addition, while serving as the Chief Executive Officer of Cantor Fitzgerald, Mr. Matthews founded and oversaw their sizeable SPAC business. Mr. Matthews also served on the Board of Directors of Securities Industry and Financial Markets Association (SIFMA) from January, 2011 through December, 2013. On January 20, 2022, HCM Acquisition Corp (Nasdaq: HCMA), raised $287 million in its initial public offering, led by Mr. Matthews as Chairman and CEO. On March 20, 2024, HCM closed its $690 million business combination with Murano Global Investments, Ltd., a Mexican development company with extensive experience in the structuring, development and assessment of industrial, residential, corporate office, and hotel projects in Mexico with a vision to create competitive and leading investment vehicles for the acquisition, consolidation, operation, and development of real estate assets. Since July 2025, Mr. Matthews has also served as Chief Executive Officer of DNA Holdings Venture, Inc., a leader in integrating Web 3, cryptocurrency, artificial intelligence, and capital markets. Mr. Matthews served as chairman and Chief Executive Officer of HCM II from April 4, 2025 to October 28, 2025. On August 15, 2024, HCM II Acquisition Corp (Nasdaq: HOND), raised $230 million in its initial public offering, led by Mr. Matthews as Chairman and CEO. On October 28, 2025, HCM II closed its business combination with Terrestrial Energy Inc. (Nasdaq: IMSR), a US-based small modular reactor (SMR) developer. On October 16, 2025, prior to the extraordinary general meeting of HCM II shareholders to approve the business combination with IMSR, 7,390 HCM II Class A ordinary shares were redeemed. In aggregate, holders of approximately 0.03% of the outstanding HCM II Class A ordinary shares and 0.03% of the outstanding HCM II Class A ordinary shares not held by affiliates of HCM II, exercised their right to redeem those shares for cash at a price of approximately $10.57 per share. The transaction with IMSR closed on October 28, 2025, and began trading on Nasdaq on October 29, 2025. IMSR’s closing price on February 11, 2026 was $7.41 per share. Mr. Matthews currently serves as a director of Terrestrial Energy Inc. Mr. Matthews has also served as Chairman and Chief Executive Officer of HCM III Acquisition Corp. (Nasdaq: HCMA) since its inception in April 2025. On August 4, 2025, HCM III Acquisition Corp. raised $253 million in its initial public offering. Mr. Matthews received his Bachelor of Science in Finance and Economics from the Fairfield University Dolan School of Business and MBA from Hofstra University.

Steven Bischoff has served as our Chief Financial Officer since our inception. Mr. Bischoff is an Executive Vice President with Atlantic Home Loans, where he is responsible for the company’s strategic planning and operations. Mr. Bischoff served as the Chief Financial Officer of HCM II, a special purpose acquisition company, from August 2024 to October 2025. On August 15, 2024, HCM II Acquisition Corp (Nasdaq: HOND), raised $230 million in its initial public offering, led by Mr. Bischoff as Chairman and CEO. On October 28, 2025, HCM II closed its business combination with Terrestrial Energy Inc. (Nasdaq: IMSR), a US-based small modular reactor (SMR) developer. On October 16, 2025, prior to the extraordinary general meeting of HCM II shareholders to approve the business combination with IMSR, 7,390 HCM II Class A ordinary shares were redeemed. In aggregate, holders of approximately 0.03% of the outstanding HCM II Class A ordinary shares and 0.03% of the outstanding HCM II Class A ordinary shares not held by affiliates of HCM II, exercised their right to redeem those shares for cash at a price of approximately $10.57 per share. The transaction with IMSR closed on October 28, 2025, and began trading on Nasdaq on October 29, 2025. IMSR’s closing price on February 11, 2026 was $7.41 per share. Mr. Bischoff has also served as Chief Financial Officer of HCM III Acquisition Corp. (Nasdaq: HCMA) since its inception in April 2025. On August 4, 2025, HCM III Acquisition Corp. raised $253 million in its initial public offering. Mr. Bischoff served as a director of HCM Acquisition Corp. from the date of its initial public offering on January 20, 2022 until its successful business combination with Murano Global Investments, Ltd. on March 20, 2024. From 2010 through 2020, Mr. Bischoff was a Partner at NatAlliance Securities LLC., a broker dealer where he oversaw investment banking and asset management. He also served on the board of directors, which was responsible for oversight and the strategic direction of the business. Prior to these roles, his career included several senior management positions across trading, risk management, and operations. From 2003 through 2007, Mr. Bischoff was employed with Cantor Fitzgerald, where he was hired as the Head of Fixed Income Trading and subsequently promoted to co-COO of Capital Markets. From 1999 through 2003, Mr. Bischoff was employed with GMAC RFC, where he ran all capital markets trading and risk management. From 1992 through 1999, Mr. Bischoff was employed with Amherst Securities, where he was co-Founder and Head of Trading and Risk Management. Mr. Bischoff served as a director of HCM Acquisition Corp from the date of its initial public offering on January 20, 2022 until its successful business combination with Murano Global Investments, Ltd. on March 20, 2024. We believe that Mr. Bischoff’s extensive experience in the financial services industry and his leadership skillset will be extremely additive as a member of our board of directors.

Michael J. Connor has served as a director of HCM IV Acquisition Corp. since February 2026. In 2016, Mr. Connor founded ThayerMahan, Inc. and has since served as the Chairman and Chief Executive Officer. Mr. Connor served as a director of HCM II Acquisition Corp from the date of its initial public offering on August 19, 2024 until its successful business combination with Terrestrial Energy Inc. on October 28, 2025. Mr. Connor has also held the role of Advisor to the Woods Hole Oceanographic Institution since 2015. Prior to these roles, Mr. Connor served in the United States Navy for over 35 years, rising to the rank of Vice Admiral. During his time with the United States Navy, Mr. Connor served as the Director of the Navy Budget Office’s Ops Division from 2006 to 2008, Director of the Submarine Warfare Division from 2010 to 2011, and Director of the Warfare Integration’s Navy Staff from 2011 to 2012. Mr. Connor also served as the Commander of: Submarine Squadron 8 from 2003 to 2004, Submarine Squadron 7 from 2008 to 2010, and the Submarine Forces from 2012 to 2015. He received a Bachelor of Arts from Bowdoin College in 1980, and his Master of Arts in 2001 from the United States Naval War College.

Richard Donohoe has served as an independent director of HCM IV Acquisition Corp. since February 2026. Mr. Donohoe has served in various technical, operational and financial leadership roles in the aerospace, energy, life sciences and defense technology industries for 35 years. Mr. Donohoe has served as a director of HCM III Acquisition Corp since the date of its initial public offering on August 4, 2025. Mr. Donohoe also served as an advisor of HCM II Acquisition Corp from the date of its initial public offering on August 19, 2024 and the closing of its business combination on October 28, 2025. Mr. Donohoe currently works as a technical advisor for mergers and acquisitions in the energy, mining, infrastructure industries, as well as a technical advisor to Elaranova on space and satellite-related programs. From October 2017 to March 2024, Mr. Donohoe worked as JSHeld, where he provided technical advice for mergers and acquisitions, fairness opinions, SPACs and major insurance claims. From October 2016 to September 2017, Mr. Donohoe worked at Berkeley Research Group, where he advised management on various aspects of their LNG strategy, including offtake contracts, refinery turn-down and major gas projects. From July 2014 to September 2016, Mr. Donohoe worked at Black and Veatch Management Consulting, where he provided NERC and FERC regulatory advice to regulated utilities, as well as M&A support for natural gas and renewable energy projects. From September 2012 to July 2014, Mr. Donohoe worked at CROSS Sciences, LLC, where he provided financial and technical advice to the Nevada Governor’s Office of Energy and the U.S. Department of Energy. From July 2008 to September 2012, Mr. Donohoe worked for the Sierra Nevada Corporation, where he led a joint venture between the Sierra Nevada Corporation and Corporacion Gestamp that developed a wide range of solar projects. From February 2002 to June 2008, Mr. Donohoe worked at Innovative Technology Systems, where he led business development initiatives for a small business advising the U.S. Air Force on major program acquisitions. We believe that Mr. Donohoe’s extensive technical and industry experience will make him a valuable addition to our board of directors.

Thomas Sapio has served as an independent director of HCM IV Acquisition Corp. since February 2026. Since, September 2025, Mr. Sapio has served as Head of Liquid Products Trading and Venture Partner of DNA Fund. Prior to that, Mr. Sapio served as Managing Director of NatWest from April 2023 to July 2025. Mr. Sapio spent 19 years at Cantor Fitzgerald, serving in various roles including as Senior Managing Director, Head of Fixed Income Trading from 2018 to 2023. He received a Bachelors Degree in Economics from St. Lawrence University in 1988. We believe that Mr. Sapio’s extensive industry experience will make him a valuable addition to our board of directors.

As head of the Repurchase Agreement Desk at Cantor Fitzgerald, Sapio’s responsibilities included ensuring that the traders he supervised used fair market value with respect to the firm’s electronic recordkeeping system. A FINRA investigation found that between April and August 2022, Sapio allegedly failed to supervise two traders, and failed to review those traders’ marks with respect to fair market value recordkeeping. This investigation found that Sapio violated FINRA Rules 3110 and 2010, and resulted in Sapio’s entry into an AWC whereby he was fined $5,000, suspended for two months, and underwent 10 hours of continuing education with respect to his supervisory responsibilities. NatWest permitted Sapio to resign due to these allegations.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Donohoe and Mr. Connor will expire at our first annual general meeting. The term of office of the second class of directors will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Matthews, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to vote to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of this offering. Our board of directors has determined that Messrs. Connor, Donohoe and Sapio are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Connor, Mr. Donohoe and Mr. Sapio serves as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Connor, Mr. Donohoe and Mr. Sapio are each independent.

Mr. Sapio serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Sapio qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statement, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statement and quarterly financial statement with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statement or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Mr. Connor, Mr. Donohoe and Mr. Sapio. Mr. Connor serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Connor, Mr. Donohoe and Mr. Sapio are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (the “Code of Ethics”). We have filed a copy of our Code of Ethics and our Audit Committee and Compensation Committee charters as exhibits to this Report. Our shareholders are also able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Shawn Matthews	Hondius Capital Management, LP	Investment Management	Chief Investment Officer
	Hondo Holdings LLC	Investment Management	Chief Executive Officer
	Hondius Energy	Technology and Infrastructure	Chief Executive Officer
	HondGo	Technology and Infrastructure	Chief Executive Officer
	Mercator Power	Technology and Infrastructure	Chief Executive Officer
	DNA Holdings Venture, Inc.	Technology and Infrastructure	Chief Executive Officer
	Terrestrial Energy Inc.	Technology and Infrastructure	Director
	HCM III Acquisition Corp.	Investment Management	Chief Executive Officer

Steven Bischoff	Atlantic Home Loans	Investment Management	Executive Vice President
	Zenith Securities LLC	Advisory Services	Chief Executive Officer
	HCM III Acquisition Corp.	Investment Management	Chief Financial Officer
Michael J. Connor	ThayerMahan, Inc.	Technology and Infrastructure	Chief Executive Officer

Richard Donohoe	HCM III Acquisition Corp.	Investment Management	Director
	CROSS Sciences LLC	Consulting Services	Managing Partner

Thomas Sapio	DNA Fund	Investment Management	Venture Partner

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Initial Shareholders purchased Class B Ordinary Shares on September 5, 2025, and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of that offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Ordinary Shares and Public Shares in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Class B Ordinary Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Class B Ordinary Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Class B Ordinary Shares will be released from the lockup. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors, or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Class B Ordinary Shares, and they and the other members of our management team have agreed to vote their Class B Ordinary Shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A Ordinary Shares or Public Warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A Ordinary Shares underlying the units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of Class B Ordinary Shares as further discussed in this Report.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Trading Policies

On March 25, 2026, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also recently adopted rules that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On March 25, 2026, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final Clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in Rule 5608 of the Nasdaq Listing Rules (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our Sponsor or an affiliate thereof, in an amount equal to $35,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 18, 2026 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

In the table below, percentage ownership is based on 37,375,000 shares of our Ordinary Shares, consisting of (i) 28,750,000 Class A Ordinary Shares and (ii) 8,625,000 Class B Ordinary Shares, issued and outstanding as of March 18, 2026. On all matters to be voted upon, except for (i) the election of directors of the Board and (ii) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants.

	Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
HCM Investor Holdings IV, LLC (3)	8,550,000	99.1%	22.87%
Shawn Matthews (3)	-	-	-
Steven Bischoff	-	-	-
Michael J. Connor (4)	25,000	*	*
Richard Donohoe (4)	25,000	*	*
Thomas Sapio (4)	25,000	*	*
All executive officers and directors as a group (5 individuals)	8,625,000	100%	23.07%

(1)	Unless otherwise noted, the business address of each of the following is c/o HCM IV Acquisition Corp., 100 First Stamford Place, Suite 330, Stamford, CT 06902.

(2)	Interests shown consist solely of Class B Ordinary Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	HCM Investor Holdings IV, LLC, our Sponsor, is the record holder of such shares. Mr. Matthews, the sole managing member of HCM Investor Holdings IV, LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Mr. Matthews disclaims any beneficial ownership of the securities held by HCM Investor Holdings IV, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Our Sponsor transferred 25,000 founder shares to each of our independent directors at the closing of the Public Offering.

Our Initial Shareholders beneficially own approximately 30% of the issued and outstanding Ordinary Shares. Prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). Because of this ownership block, our Initial Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including the appointment of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands), and approval of significant corporate transactions including our initial business combination.

Our Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, have purchased an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $7,000,000 in the aggregate, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Of those 4,666,667 Private Placement Warrants, our Sponsor has purchased 3,000,000 warrants and Cantor Fitzgerald & Co. has purchased 1,666,667 warrants.

The non-managing sponsor investors have indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of 3,500,000 at a price of $1.50 per warrant ($5,250,000 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. The sponsor has issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,100,000 of the Class B Ordinary Shares held by the sponsor. The Private Placement Warrants held by the sponsor, including the Private Placement Warrants represented by the non-managing sponsor investors’ membership interests, are subject to a lock-up as described in “Principal Shareholders-Restrictions on Transfers of Class B Ordinary Shares and Private Placement Warrants”; however, the non-managing sponsor investors will not be subject to transfer restrictions or a lock-up agreement on any units (or underlying Class A Ordinary Shares or warrants) that have purchased in the Initial Public Offering or in the open market.

The Private Placement Warrants are be identical to the warrants sold in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8). A portion of the purchase price of the Private Placement Warrants have been added to the proceeds from the Initial Public Offering held in the trust account such that at the time of closing of the Initial Public Offering $287,500,000 is held in the trust account. If we do not complete our initial business combination within the Completion Window, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions described below.

HCM Investor Holdings IV, LLC, our Sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s deferred offering costs in exchange for issuance of 8,433,333 founder shares to the Sponsor. On November 3, 2025, the Company issued additional 191,667 founder shares through a recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented. Up to 1,125,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 founder shares are no longer subject to forfeiture.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $154,819 outstanding under the promissory note. As of February 13, 2026, the Company had borrowed an aggregate of $371,062 under the promissory note, which was fully paid by the Company on February 17, 2026 subsequent to the closing of the Initial Public Offering, and the borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on February 11, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. As of December 31, 2025, such arrangements had not been executed and no amount has been accrued for these services in the Company’s balance sheet.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering. Zenith’s fee is equal to 1.50% of the aggregate proceeds of the Initial Public Offering, or $4,312,500 (the “Advisor IPO Fee”). The Advisor IPO fee is payable in two portions (i) the fee resulting from the base deal (0.50% in the aggregate of the proceeds of the Initial Public Offering, excluding the proceeds from the exercise of the overallotment option) or $1,250,000 in the aggregate, is due at the closing of the Initial Public Offering and (ii) the aggregate 1.5% Advisor IPO fee attributable to the exercise of the overallotment option will be payable at the closing of the Company’s initial Business Combination, or $3,062,500 in the aggregate.

The Company also engaged Zenith as an advisor in connection with its initial Business Combination for which it will earn an advisory fee of 1.00% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option, if any) or $2,500,000 in the aggregate, payable at closing of an initial Business Combination (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 1.50% Advisor IPO Fee will be payable at the closing of the Company’s initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitgerald & Co. purchased an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement for an aggregate purchase price of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 833,334 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our Sponsor or an affiliate thereof, in an amount equal to $35,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our financial statements during initial registration, and other required filings with the SEC for the period from September 5, 2025 (inception) through December 31, 2025 totaled approximately $73,000. The above amount includes interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from September 5, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from September 5, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the period from September 5, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

Exhibit No.	Description
1.1	Underwriting Agreement by and between the Company and Cantor Fitzgerald & Co. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5*	Description of Registered Securities
10.1	Promissory Note issued to HCM Investor Holdings IV, LLC. (1)
10.2	Securities Subscription Agreement, between HCM Investor Holdings IV, LLC and the Registrant. (1)
10.3	Investment Management Trust Agreement, dated by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, by and among the Company, the Sponsor and the Underwriter. (2)
10.5(a)	Private Placement Warrants Purchase Agreement, by and between the Company and the Sponsor. (2)
10.5(b)	Private Placement Warrants Purchase Agreement, by and between the Company and the Underwriter. (2)
10.6	Letter Agreement, by and among the Company, its officers, its directors and the Sponsor. (2)
10.7	Administrative Support Agreement, between the Company and the Sponsor. (1)
10.8	Form of Indemnity Agreement. (1)
14.1	Form of Code of Ethics. (1)
19.1*	Insider Trading Policy
23.1	Consent of Withum Smith+Brown, PC.
24.1	Power of Attorney (included on the signature page of the initial filing).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Related to Recovery of Erroneously Awarded Compensation, adopted March 25, 2026.
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

†	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-291343) filed with the SEC on January 20, 2026.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCM IV ACQUISITION CORP.

Date: March 27, 2026	By:	/s/ Shawn Matthews
Shawn Matthews
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Steven Bischoff
Steven Bischoff
Chief Financial Officer
(Principal Financial Officer)

HCM IV ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

HCM IV Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HCM IV Acquisition Corp. (the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from September 5, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from September 5, 2025 (inception) through December 31, 2025, in conformity with the Generally Accepted Accounting Principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to need to raise additional funds in order to sustain operations. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID Number 100

HCM IV ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Prepaid expenses	$25,000
Total current assets	25,000
Deferred offering costs	135,959
Total Assets	$160,959

Liabilities and Shareholder’s Deficit
Liabilities
Current liabilities
Accrued expenses	$15,955
Accrued offering costs	24,840
Promissory note – related party	154,819
Total current liabilities	195,614
Total Liabilities	195,614

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)(2)	862
Additional paid-in capital	24,138
Accumulated deficit	(59,655)
Total Shareholder’s Deficit	(34,655)
Total Liabilities and Shareholder’s Deficit	$160,959

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HCM IV ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$59,655
Net loss	$(59,655)

Weighted average shares outstanding, Class B ordinary shares (1)(2)	7,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HCM IV ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 5, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	8,625,000	862	24,138	—	25,000

Net loss	—	—	—	—	—	(59,655)	(59,655)

Balance – December 31, 2025	—	$—	8,625,000	$862	$24,138	$(59,655)	$(34,655)

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HCM IV ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(59,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	43,700
Changes in operating assets and liabilities:
Accrued expenses	15,955
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$24,840
Deferred offering costs paid through promissory note – related party	$111,119
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the financial statements.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization, Business Operations, and Going Concern Consideration

HCM IV Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on September 5, 2025 as Mercator I Acquisition Corp. On October 29, 2025, the Company changed its name to HCM IV Acquisition Corp. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company may pursue an initial business combination in any business or industry but expect to focus on a target in industries that complement its management team’s background.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is HCM Investor Holdings IV, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units”, and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, purchased 833,333 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $19,591,443, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $903,943 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The funds will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization, Business Operations, and Going Concern Consideration (cont.)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay for our taxes any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay for our taxes any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, net of amounts withdrawn to pay for our taxes any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of December 31, 2025, the Company had no cash and a working capital deficit of $170,614 consisting of non-trust assets and amounts due from Sponsor. The Company has completed its Initial Public Offering on February 13, 2026, at which time the capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company (net of repayment of promissory note – related party and other accrued expenses) for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined the Company still lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the initial Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On February 13, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholder’s deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Significant Accounting Policies (cont.)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrant Instruments

The Company accounted for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2025.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 5). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of February 13, 2026, the Initial Public Offering closing date, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, there are no Class A ordinary shares subject to possible redemption reflected in the Company’s balance sheet.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 5, 2025, inception.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Significant Accounting Policies (cont.)

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on February 13, 2026, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of December 31, 2025, there were no Public Warrants or Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to issue any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 — Initial Public Offering (cont.)

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Class A ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on February 13, 2026, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants, in a private placement to the Sponsor and Cantor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor purchased 833,333 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the closing of the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

Note 5 — Related Party Transactions

Founder Shares

On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s deferred offering costs in exchange for issuance of 8,433,333 founder shares to the Sponsor. On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented. Up to 1,125,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 founder shares are no longer subject to forfeiture.

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 founder shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The founder shares will remain with the Sponsor if the holders of the founder shares are no longer serving the Company prior to the initial Business Combination. The transfer of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares on February 11, 2026 was $114,225 or $1.52 per share. The Company established the initial fair value of the founder shares assigned and transferred on February 11, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the implied Class A share price of $9.89, the likelihood of initial Business Combination of 16.0%, and volatility of 9.1%. The founder shares assigned and transferred are subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares transferred and assigned times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the founder shares. As of December 31, 2025, prior to the assignment and transfer of founder shares, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 5 — Related Party Transactions (cont.)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $154,819 outstanding under the promissory note. As of February 13, 2026, the Company had borrowed an aggregate of $371,062 under the promissory note, which was fully paid by the Company on February 17, 2026 subsequent to the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on February 11, 2026, the effective date of the registration statement for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. As of December 31, 2025, such arrangement had not been executed and no amount has been accrued for these services in the Company’s balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 6 — Commitments and Contingencies (cont.)

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On February 13, 2026, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.00% of the gross proceeds of the Units sold in the Initial Public Offering). The underwriters have reimbursed certain of the Company’s offering expenses, specifically the advisory agreement, amounting to $1,250,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $13,687,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering. Zenith’s fee is equal to 1.50% of the aggregate proceeds of the Initial Public Offering, or $4,312,500 (the “Advisor IPO Fee”). The Advisor IPO fee is payable in two portions (i) the fee resulting from the base deal (0.50% in the aggregate of the proceeds of the Initial Public Offering, excluding the proceeds from the exercise of the overallotment option) or $1,250,000 in the aggregate, is due at the closing of the Initial Public Offering and (ii) the aggregate 1.5% Advisor IPO fee attributable to the exercise of the overallotment option will be payable at the closing of the Company’s initial Business Combination, or $3,062,500 in the aggregate.

The Company also engaged Zenith as an advisor in connection with its initial Business Combination for which it will earn an advisory fee of 1.00% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option, if any) or $2,500,000 in the aggregate, payable at closing of an initial Business Combination (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 1.50% Advisor IPO Fee will be payable at the closing of the Company’s initial Business Combination.

The underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the Business Combination. As of December 31, 2025, there is no advisory fee payable presented in the accompanying balance sheet.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 founder shares are subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 13, 2026, the underwriters exercised their over-allotment option in full, and as a result, the 1,125,000 founder shares are no longer subject to forfeiture.

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 23% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Prepaid expenses	$25,000
Deferred offering costs	$135,959

For the Period from September 5, 2025 (Inception) through December 31, 2025
Formation, general, and administrative costs	$59,655

HCM IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Segment Information (cont.)

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 27, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 founder shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination.

Commencing on February 11, 2026, the effective date of the registration statement for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering on February 13, 2026, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants, in a private placement to the Sponsor and Cantor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor purchased 833,333 Private Placement Warrants.

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the Trust Account.

On February 13, 2026, the underwriters were paid in cash an underwriting discount of $5,000,000 simultaneously with the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $13,687,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On February 13, 2026, the underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the Business Combination. As of March 27, 2026, the advisory fee payable - current is $1,250,000 and non-current is $3,062,500.

On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 founder shares are no longer subject to forfeiture.

On February 17, 2026, the Company’s operating bank account received the $2,474,956 transfer from the Sponsor net of the promissory note balance and three vendor payments.