Form 10-Q
period 2026-03-31
HCM IV Acquisition Corp.
filed 2026-05-14
CIK 2089982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43119

HCM IV ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1883478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Washington St Suite 1F, Norwalk CT	06854
(Address of principal executive offices)	(Zip Code)

(203) 930-2200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one Redeemable Warrant	HACQU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	HACQ	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class ordinary share at a price of $11.50 per share	HACQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HCM IV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM IV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$1,023,362	$—
Prepaid expense	81,297	25,000
Prepaid insurance	72,500	—
Total Current Assets	1,177,159	25,000
Deferred offering costs	—	135,959
Prepaid insurance – long-term	60,417	—
Cash and marketable securities held in Trust Account	288,511,298	—
TOTAL ASSETS	$289,748,874	$160,959

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$754,669	$15,955
Accrued offering costs	83,609	24,840
Promissory note – related party	—	154,819
Total Current Liabilities	838,278	195,614
Deferred legal fee	233,551	—
Advisory fee payable - non-current	3,062,500	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	17,821,829	195,614

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at a redemption value of $10.04 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	288,511,298	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)(2) as of March 31, 2026 and December 31, 2025	862	862
Additional paid-in capital	—	24,138
Accumulated deficit	(16,585,115)	(59,655)
Total Shareholders’ Deficit	(16,584,253)	(34,655)
Total Liabilities and Shareholder’s Deficit	$289,748,874	$160,959

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$897,741
Loss from operations	(897,741)
Other income (expense):
Advisory fee expense	(3,062,500)
Other income – interest earned on bank acount	2,087
Interest earned on marketable securities held in Trust Account	1,011,298
Other expense, net	(2,049,115)

Net loss	$(2,946,856)

Basic and diluted weighted average Class A ordinary shares outstanding	14,859,551
Basic and diluted net loss per Class A ordinary share	(0.13)
Basic weighted average Class B ordinary shares outstanding (1)	8,081,461
Basic net loss per Class B ordinary share	$(0.13)
Diluted weighted average Class B ordinary shares outstanding (1)	8,625,000
Diluted net loss per Class B ordinary share	$(0.13)

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Share	Additional		Total
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares (1)(2)	Amount	Receivable	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	8,625,000	$862	$—	$24,138	$(59,655)	$(34,655)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,869,503)	(13,578,604)	(23,448,107)
Sale of 4,666,667 Private Placement Warrants	—	—	—	—	—	7,000,000	—	7,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	—	3,076,250	—	3,076,250
Allocated value of transaction costs to Class A shares	—	—	—	—	—	(230,885)	—	(230,885)
Net loss	—	—	—	—	—	—	(2,946,856)	(2,946,856)
Balance at March 31, 2026	—	$—	8,625,000	$862	$—	—	$(16,585,115)	$(16,584,253)

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,946,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	30,955
Interest earned on cash and marketable securities held in Trust Account	(1,011,298)
Changes in operating assets and liabilities:
Prepaid insurance	(132,917)
Prepaid expenses	3,680
Advisory fee payable – non-current	3,062,500
Accrued expenses	738,714
Net cash used in operating activities	(255,222)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,000,000
Repayment of promissory note - related party	(371,062)
Payment of offering costs	(350,354)
Net cash provided by financing activities	288,778,584

Net Change in Cash	1,023,362
Cash – Beginning of period	—
Cash – End of period	$1,023,362

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$58,769
Deferred offering costs paid through promissory note – related party	$110,288
Increase in advisory fee payable – non-current	$3,062,500
Prepaid services contributed by Sponsor through promissory note - related party	$75,000
Deferred underwriting fee payable	$13,687,500
Deferred legal fee payable	$233,551

The accompanying notes are an integral part of the unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

HCM IV Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on September 5, 2025 as Mercator I Acquisition Corp. On October 29, 2025, the Company changed its name to HCM IV Acquisition Corp. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any business combination target, and the Company has not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company may pursue an initial business combination in any business or industry but expect to focus on a target in industries that complement its management team’s background.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is HCM Investor Holdings IV, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters purchased 833,333 Private Placement Warrants.

Transaction costs amounted to $19,591,443, consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $903,943 of other offering costs.

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

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Class A ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, net of amounts withdrawn to pay for our taxes any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Going Concern Consideration

As of March 31, 2026, the Company had $1,023,362 in cash and working capital of $338,881 consisting of non-trust assets. The Company expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through the closing of the initial Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 23, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,023,362 and $0 and no cash equivalent as of March 31, 2026 and December 31, 2025, respectively.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $986, were held in cash, and amounting to $288,510,312 were held in marketable securities.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholder’s deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature, except for warrants (see Note 8).

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per share of Common Stock does not consider the effect of the warrants issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$(1,908,763)	$(1,038,093)
Denominator
Basic weighted average ordinary shares outstanding	14,859,551	8,081,461
Basic net loss per ordinary share	$(0.13)	$(0.13)

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,864,586)	$(1,082,270)
Denominator
Dilued weighted average ordinary shares outstanding	14,859,551	8,625,000
Diluted net loss per ordinary share	$(0.13)	$(0.13)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares (as defined in Note 3) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,076,250)
Public Shares issuance costs	(19,360,559)
Plus:
Remeasurement of carrying value to redemption value	23,448,107
Class A ordinary shares subject to possible redemption, March 31, 2026	$288,511,298

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on February 13, 2026, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (“Public Share”), and one-fourth of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of March 31, 2026, there were 11,854,167 Warrants outstanding, including 7,187,500 Public Warrants and 4,666,667 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters purchased 833,333 Private Placement Warrants.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 5 — Related Party Transactions

Founder Shares

On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 8,433,333 founder shares. On November 3, 2025 the company issued an additional 191,667 founder shares to a recapitalization whereas the sponsor now holds 8,625,000 founder shares. All share and per share data is retrospectively presented. Up to 1,125,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 Founder Shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares on February 11, 2026 was $114,225 or $1.52 per share. The Company established the initial fair value of the Founder Shares on February 11, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.89, likelihood of initial Business Combination 16.0%, and volatility of 9.1%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On February 13, 2026, the Company had borrowed $371,062 under the promissory note. The borrowings has been paid in full by the Company on February 17, 2026, subsequent to the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on February 11, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. For the period from February 11, 2026 (inception of the agreement) through March 31, 2026, the Company incurred $53,750 in fees for these services, of which $35,000 is included in accrued expenses in the accompanying unaudited condensed balance sheet for March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

Due from Sponsor

On February 13, 2026, the Sponsor had pending transfers to be made amounting to $3,160,946 which consists of funds received from the underwriter for the Advisory agreement amounting to $1,250,000, and transfer to Company’s operating bank account for working capital purposes, which was subsequently transferred on February 17, 2026, net of repayment of the promissory note and outstanding vendors.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, please refer to note 6 for further details.

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

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $13,687,500 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering. Zenith’s fee will be equal to 1.50% of the aggregate proceeds of the Initial Public Offering, or $4,312,500 (the “Advisor IPO Fee”). The Advisor IPO fee is payable in two portions (i) the fee resulting from the base deal (0.50% in the aggregate of the proceeds of the Initial Public Offering, excluding the proceeds from the exercise of the overallotment option) or $1,250,000 in the aggregate, is due at the closing of the Initial Public Offering and (ii) the aggregate 1.5% Advisor IPO fee attributable to the exercise of the overallotment option will be payable at the closing of the Company’s initial Business Combination, or $3,062,500 in the aggregate.

The Company will also engage Zenith as an advisor in connection with our initial Business Combination for which it will earn an advisory fee of 1.00% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option, if any) or $2,500,000 in the aggregate, payable at closing of our initial Business Combination (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 1.50% Advisor IPO Fee will be payable at the closing of the Company’s initial Business Combination.

The underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the business combination. As of March 31, 2026 and December 31, 2025, the advisory fee payable - non-current was $3,062,500 and $0, as presented in the accompanying balance sheet, respectively.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 shares subject to possible redemption as of March 31, 2026.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,433,333 founder shares. On November 3, 2025 the company issued an additional 191,667 founder shares to a recapitalization whereas the sponsor now holds 8,625,000 founder shares. The founder shares include an aggregate of up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. At March 31, 2026 and December 31, 2025, due to the full exercise of the underwriters’ over-allotment option, 1,125,000 shares are no longer subject to forfeiture and there are 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$288,511,298	$—

The investments held in Trust Account, consist of money market funds and U.S. Treasury Bills. As of March 31, 2026, the assets held in the Trust Account consisted of $986 held in cash and money market funds and $288,510,312 invested in U.S. Treasury Bills maturing on August 13, 2026.

The fair value of the Public Warrants is $3,076,250, or $0.43 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 13, 2026
Underlying stock price	$9.89
Exercise price	$11.50
Volatility	9.40%
Risk-free rate	3.43%
Weighted term (years)	2.83

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The measure of segment profit or loss is net income or loss as presented on the statement of operations. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,023,362	$—
Cash and marketable securities held in Trust Account	$288,511,298	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$897,741
Interest earned on investments held in Trust Account	$1,011,298

General and administrative expenses, as reported on the accompanying statement of operations, are the significant segment expense reviewed by the CODM. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the extension period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 14, 2026, the date that the unaudited condensed financial statement was available to be issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HCM IV Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HCM Investor Holdings IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 5, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $2,946,856, which consists of advisory fee expense of $3,062,500 and general, and administrative costs of $897,741, offset by interest income on marketable securities held in the Trust Account of $1,011,298.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had $1,023,362 cash and working capital surplus of $338,881.

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

For the three months ended March 31, 2026, net cash used in operating activities was $255,222. Net loss of $ $2,946,856 was affected by payment of formation, general, and administrative costs through promissory note – related party of $30,955, interest earned on marketable securities held in Trust Account of $1,011,298 and changes in operating assets and liabilities of $609,477.

As of March 31, 2026, we had investments held in the Trust Account of $288,511,298 (including approximately $1,011,298 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,023,362 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Advisory Agreement

We engaged with Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering.

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

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $13,687,500 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Cantor acted as lead book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-291343). The Securities and Exchange Commission declared the registration statements effective on January 20, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,667 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor, the representative of the underwriters purchased 833,333 Private Placement Warrants. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrant, an aggregate of $287,500,000 was placed in the Trust Account.

We paid a total of $19,591,443, consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $903,943 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1†	Underwriting Agreement, dated February 11, 2026, by and between the Company and Cantor Fitzgerald & Co.
3.1†	Amended and Restated Memorandum and Articles of Association.
4.1†	Warrant Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1†	Investment Management Trust Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2†	Registration Rights Agreement, dated February 11, 2026, by and among the Company, the Sponsor and the Underwriter.
10.3(a)†	Private Placement Warrants Purchase Agreement, dated February 11, 2026, by and between the Company and the Sponsor.
10.3(b)†	Private Placement Warrants Purchase Agreement, dated February 11, 2026, by and between the Company and the Underwriter.
10.4†	Letter Agreement, dated February 11, 2026, by and among the Company, its officers, its directors and the Sponsor.
10.5†	Administrative Support Agreement, dated February 11, 2026, between the Company and the Sponsor.
10.6†	Zenith Advisory Agreement, dated February 11, 2026, between Company and Zenith Securities, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCM IV ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)