Form 10-Q
period 2026-06-30
HCM IV Acquisition Corp.
filed 2026-08-13
CIK 2089982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HCM IV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM IV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$814,444	$—
Prepaid expense	54,419	25,000
Prepaid insurance – short-term	72,500	—
Total Current Assets	941,363	25,000
Deferred offering costs	—	135,959
Prepaid insurance – long-term	42,292	—
Cash and marketable securities held in Trust Account	291,161,379	—
TOTAL ASSETS	$292,145,034	$160,959

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,261,815	$15,955
Accrued offering costs	83,609	24,840
Promissory note – related party	—	154,819
Total Current Liabilities	1,345,424	195,614
Deferred legal fee	233,551	—
Advisory fee payable - non-current	3,062,500	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	18,328,975	195,614

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at a redemption value of $10.13 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	291,161,379	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)(2) as of June 30, 2026 and December 31, 2025	862	862
Additional paid-in capital	—	24,138
Accumulated deficit	(17,346,182)	(59,655)
Total Shareholders’ Deficit	(17,345,320)	(34,655)
Total Liabilities and Shareholders’ Deficit	$292,145,034	$160,959

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$770,227	$1,667,968
Loss from operations	(770,227)	(1,667,968)
Other income (expense):
Advisory fee expense	—	(3,062,500)
Other income – interest earned on bank account	9,160	11,247
Interest earned on cash and marketable securities held in Trust Account	2,650,081	3,661,379
Other income, net	2,659,241	610,126

Net income (loss)	$1,889,014	$(1,057,842)

Basic and diluted weighted average Class A ordinary shares outstanding	28,750,000	21,881,944
Basic and diluted net income (loss) per Class A ordinary share	$0.05	$(0.03)
Basic and diluted weighted average Class B ordinary shares outstanding (1)	8,625,000	8,356,250
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.03)

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	8,625,000	$862	$24,138	$(59,655)	$(34,655)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,869,503)	(13,578,604)	(23,448,107)
Sale of 4,666,666 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,076,250	—	3,076,250
Allocated value of transaction costs to Class A shares	—	—	—	—	(230,885)	—	(230,885)
Net loss	—	—	—	—	—	(2,946,856)	(2,946,856)
Balance at March 31, 2026 (Unaudited)	—	—	8,625,000	862	—	(16,585,115)	(16,584,253)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,650,081)	(2,650,081)

Net income	—	—	—	—	—	1,889,014	1,889,014
Balance at June 30, 2026 (Unaudited)	—	$—	8,625,000	$862	$—	$(17,346,182)	$(17,345,320)

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,057,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	30,955
Interest earned on cash and marketable securities held in Trust Account	(3,661,379)
Changes in operating assets and liabilities:
Prepaid insurance	(114,792)
Prepaid expenses	30,558
Advisory fee payable – non-current	3,062,500
Accrued expenses	1,245,860
Net cash used in operating activities	(464,140)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,000,000
Repayment of promissory note - related party	(371,062)
Payment of offering costs	(350,354)
Net cash provided by financing activities	288,778,584

Net Change in Cash	814,444
Cash – Beginning of period	—
Cash – End of period	$814,444

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$58,769
Deferred offering costs paid through promissory note – related party	$110,288
Increase in advisory fee payable – non-current	$3,062,500
Prepaid services contributed by Sponsor through promissory note - related party	$75,000
Deferred underwriting fee payable	$13,687,500
Deferred legal fee payable	$233,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,666 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,666 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters purchased 833,333 Private Placement Warrants.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Going Concern Consideration

As of June 30, 2026, the Company had $814,444 in cash and working capital deficit of $404,061 consisting of non-trust assets. The Company expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through the closing of the initial Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 23, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $814,444 and $0 and no cash equivalent as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $986, were held in cash, and amounting to $291,160,393 were held in marketable securities.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature, except for warrants (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per share of Common Stock does not consider the effect of the warrants issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,453,088	$435,926	$(765,510)	$(292,332)
Denominator
Basic weighted average ordinary shares outstanding	28,750,000	8,625,000	21,881,944	8,356,250
Basic net income (loss) per ordinary share	$0.05	$0.05	$(0.03)	$(0.03)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,453,088	$435,926	$(758,766)	$(299,076)
Denominator
Diluted weighted average ordinary shares outstanding	28,750,000	8,625,000	21,881,944	8,356,250
Diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.03)	$(0.03)

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares (as defined in Note 3) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,076,250)
Public Shares issuance costs	(19,360,559)
Plus:
Remeasurement of carrying value to redemption value	23,448,107
Class A ordinary shares subject to possible redemption, March 31, 2026	288,511,298
Plus:
Remeasurement of carrying value to redemption value	2,650,081
Class A ordinary shares subject to possible redemption, June 30, 2026	$291,161,379

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

Warrants — As of June 30, 2026, there were 11,854,167 Warrants outstanding, including 7,187,500 Public Warrants and 4,666,666 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,666 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,666 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters purchased 833,333 Private Placement Warrants.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 Founder Shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares on February 11, 2026 was $114,225 or $1.52 per share. The Company established the initial fair value of the Founder Shares on February 11, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.89, likelihood of initial Business Combination 16.0%, and volatility of 9.1%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On February 13, 2026, the Company had borrowed $371,062 under the promissory note. The borrowings have been paid in full by the Company on February 17, 2026, subsequent to the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on February 11, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred $105,000 and $158,750, respectively, in fees for these services, of which $35,000 is included in accrued expenses in the accompanying unaudited condensed balance sheet for June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to Initial Public Offering. Zenith’s fee was equal to 1.50% of the aggregate proceeds of the Initial Public Offering, or $4,312,500 (the “Advisor IPO Fee”). The Advisor IPO fee is payable in two portions (i) the fee resulting from the base deal (0.50% in the aggregate of the proceeds of the Initial Public Offering, excluding the proceeds from the exercise of the overallotment option) or $1,250,000 in the aggregate, is due at the closing of the Initial Public Offering and (ii) the aggregate 1.5% Advisor IPO fee attributable to the exercise of the overallotment option will be payable at the closing of the Company’s initial Business Combination, or $3,062,500 in the aggregate.

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

The underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the business combination. As of June 30, 2026 and December 31, 2025, the advisory fee payable - non-current was $3,062,500 and $0, as presented in the accompanying condensed balance sheets, respectively.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 shares subject to possible redemption as of June 30, 2026.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,433,333 founder shares. On November 3, 2025 the company issued an additional 191,667 founder shares to a recapitalization whereas the sponsor now holds 8,625,000 founder shares. The founder shares include an aggregate of up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. At June 30, 2026 and December 31, 2025, due to the full exercise of the underwriters’ over-allotment option, 1,125,000 shares are no longer subject to forfeiture and there are 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$291,161,379	$—

The investments held in Trust Account, consist of money market funds and U.S. Treasury Bills. As of June 30, 2026, the assets held in the Trust Account consisted of $986 held in cash and money market funds and $291,160,393 invested in U.S. Treasury Bills maturing on August 13, 2026.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

The measure of segment profit or loss is net income or loss as presented on the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$814,444	$—
Cash and marketable securities held in Trust Account	$291,161,379	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$770,227	$1,667,968
Interest earned on cash and marketable securities held in Trust Account	$2,650,081	$3,661,379

General and administrative expenses, as reported on the accompanying condensed statements of operations, are the significant segment expense reviewed by the CODM. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the extension period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August 13, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 5, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,889,014, which consists of other income-interest earned on bank of $9,160 and interest income on marketable securities held in the Trust Account of $2,650,081, offset by general, and administrative costs of $770,227.

For the six months ended June 30, 2026, we had a net loss of $1,057,842, which consists of other income-interest earned on bank of $11,247 and interest income on marketable securities held in the Trust Account of $3,661,379, offset by general, and administrative costs of $1,667,968 and advisory fee expense of $3,062,500.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had $814,444 cash and working capital deficit of $404,061.

On February 13, 2026, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 4,666,666 Private Placement Warrants, in a private placement to the Sponsor and Cantor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,666 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor purchased 833,333 Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred transactions costs totaling to $19,591,443, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $903,943 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $464,140. Net loss of $1,057,842 was affected by payment of formation, general, and administrative costs through promissory note – related party of $30,955, interest earned on marketable securities held in Trust Account of $3,661,379, advisory fee payable of $3,062,500 and changes in operating assets and liabilities of $1,161,626.

As of June 30, 2026, we had investments held in the Trust Account of $291,161,379 (including approximately $3,661,379 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $814,444 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,666 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, Cantor, the representative of the underwriters purchased 833,333 Private Placement Warrants. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

HCM IV ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

