Form 10-Q
period 2026-09-30
HCM IV Acquisition Corp.
filed 2026-11-13
CIK 2089982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43119

HCM IV ACQUISITION CORP.

(Registrant’s telephone number, including area code)

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

As of November 13, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HCM IV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 5, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 5, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 5, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM IV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$612,474	$—
Prepaid expenses	34,703	25,000
Prepaid insurance – short-term	72,500	—
Total Current Assets	719,677	25,000
Deferred offering costs	—	135,959
Prepaid insurance – long-term	24,167	—
Cash and marketable securities held in Trust Account	293,585,500	—
TOTAL ASSETS	$294,329,344	$160,959

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$901,444	$15,955
Accrued offering costs	75,000	24,840
Promissory note – related party	—	154,819
Total Current Liabilities	976,444	195,614
Deferred legal fees	233,551	—
Advisory fee payable - related party, non-current	3,062,500	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	17,959,995	195,614

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at a redemption value of $10.21 as of September 30, 2026, no shares were issued or outstanding as of December 31, 2025	293,585,500	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)(2) as of September 30, 2026 and December 31, 2025	862	862
Additional paid-in capital	—	24,138
Accumulated deficit	(17,217,013)	(59,655)
Total Shareholders’ Deficit	(17,216,151)	(34,655)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$294,329,344	$160,959

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On November 3, 2025, the Company issued additional 191,667 founder shares through recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. All share and per share data has been retrospectively presented (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from September 5, 2025 (inception) through September 30,
	2026	2026	2025
General and administrative costs	$256,201	$1,544,716	$21,375
Loss from operations	(256,201)	(1,544,716)	(21,375)
Other income (expense):
Advisory fee expense - related party	—	(3,062,500)
Other income – interest earned on bank account	5,917	17,164	—
Interest earned on cash and marketable securities held in Trust Account	2,424,121	6,085,500	—
Other income, net	2,430,038	3,040,164	—

Net income (loss)	$2,173,837	$1,495,448	$(21,375)

Basic and diluted weighted average Class A ordinary shares outstanding	28,750,000	24,204,963	—
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$0.05	$—
Basic weighted average Class B ordinary shares outstanding (1)	8,625,000	8,447,151	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$0.05	$(0.00)
Diluted weighted average Class B ordinary shares outstanding (1)	8,625,000	8,625,000	7,500,000
Diluted net income (loss) per Class B ordinary share	$0.06	$0.05	$(0.00)

(1)	For the period from September 5, 2025 (inception) through September 30, 2025, an aggregate of 1,125,000 Class B ordinary shares subject to forfeiture were excluded from the weighted-average number of ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated		Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit		Deficit
Balance — December 31, 2025	—	$—	8,625,000	$862	$24,138	$(59,655)		$(34,655)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,869,503)	(13,578,604)		(23,448,107)
Sale of 4,666,666 Private Placement Warrants	—	—	—	—	7,000,000	—		7,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,076,250	—		3,076,250
Allocated value of transaction costs to Class A shares	—	—	—	—	(230,885)	—		(230,885)
Net loss	—	—	—	—	—	(2,946,856)		(2,946,856)
Balance — March 31, 2026 (Unaudited)	—	—	8,625,000	862	—	(16,585,115)		(16,584,253)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,650,081)		(2,650,081)

Net income	—	—	—	—	—	2,268,467	(1)	2,268,467
Balance — June 30, 2026 (Unaudited)	—	—	8,625,000	862	—	(16,966,729	)(1)	(16,965,867)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,424,121)		(2,424,121)

Net income	—	—	—	—	—	2,173,837		2,173,837
Balance — September 30, 2026 (Unaudited)	—	$—	8,625,000	$862	$—	$(17,217,013)		$(17,216,151)

(1)	The June 30, 2026 balances have been revised to correct an over-accrual of legal expenses. See Note 2 — Revision of Previously Issued Financial Statements.

FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (2)	Amount	Capital	Deficit	Deficit
Balance — September 5, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	8,625,000	862	24,138	—	25,000

Net loss	—	—	—	—	—	(21,375)	(21,375)

Balance – September 30, 2025 (unaudited)	—	$—	8,625,000	$862	$24,138	$(21,375)	$3,625

(2)	Includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 13, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, as a result the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from September 5, 2025 (inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,495,448	$(21,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	30,955	—
Interest earned on cash and marketable securities held in Trust Account	(6,085,500)	—
Changes in operating assets and liabilities:		—
Prepaid insurance	(96,667)	—
Prepaid expenses	50,274	—
Advisory fee payable – non-current	3,062,500	—
Accrued expenses	885,489	21,375
Net cash used in operating activities	(657,501)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Repayment of promissory note - related party	(371,062)	—
Payment of offering costs	(358,963)	—
Net cash provided by financing activities	288,769,975	—

Net Change in Cash	612,474	—
Cash – Beginning of period	—	—
Cash – End of period	$612,474	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$50,160	$50,456
Deferred offering costs paid through promissory note – related party	$110,288	$—
Prepaid services contributed by Sponsor through promissory note - related party	$75,000	$—
Prepaid expense paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting fee payable	$13,687,500	$—
Deferred legal fee payable	$233,551	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

HCM IV Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 5, 2025 as Mercator I Acquisition Corp. On October 29, 2025, the Company changed its name to HCM IV Acquisition Corp. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any business combination target, and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company may pursue an initial business combination in any business or industry but expects to focus on a target in industries that complement its management team’s background.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,666,666 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Of those 4,666,666 Private Placement Warrants, the Sponsor purchased 3,833,333 Private Placement Warrants, and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters purchased 833,333 Private Placement Warrants.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee and was initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay for its taxes any withdrawals to pay for its taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any), divided by the number of then outstanding public shares, subject to the limitations. Upon the closing of the Initial Public Offering, the amount initially deposited in the Trust Account was $10.00 per public share.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

SEPTEMBER 30, 2026

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

Going Concern Consideration

As of September 30, 2026, the Company had $612,474 in cash and working capital deficit of $256,767 consisting of non-trust assets. The Company expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through the completion of the initial Business Combination and by obtaining additional working capital loans from the Sponsor, if necessary, to fund the Company’s operating expenses and costs associated with identifying and evaluating potential acquisition targets. However, the Sponsor is not obligated to provide such funding, and there can be no assurance that additional financing will be available or that the Company will successfully complete its initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 23, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $612,474 and $0 and no cash equivalent as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $716, were held in cash, and amounting to $293,584,784 were held in marketable securities. The Company classifies its investments in U.S. Treasury Bills held in the Trust Account as trading securities in accordance with ASC Topic 320, “Investments—Debt Securities.” These investments are measured at fair value at each reporting date, with changes in fair value recognized in the condensed statements of operations as income from investments held in the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature, except for warrants (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of Ordinary Shares does not consider the effect of the warrants issued in connection with the IPO as their inclusion would be anti-dilutive. Diluted weighted average ordinary shares outstanding may differ from basic weighted average ordinary shares outstanding due to the application of the diluted earnings per share requirements under ASC 260. Nevertheless, basic and diluted net income (loss) per ordinary share are equal for the periods presented when rounded to the nearest cent.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,672,182	$501,655	$1,108,573	$386,875	$—	$(21,375)
Denominator
Basic weighted average ordinary shares outstanding	28,750,000	8,625,000	24,204,963	8,447,151	—	7,500,000
Basic net income (loss) per ordinary share	$0.06	$0.06	$0.05	$0.05	$—	$(0.00)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,672,182	$501,655	$1,102,568	$392,880	$—	$(21,375)
Denominator
Diluted weighted average ordinary shares outstanding	28,750,000	8,625,000	24,204,963	8,625,000	—	7,500,000
Diluted net income (loss) per ordinary share	$0.06	$0.06	$0.05	$0.05	$—	$(0.00)

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares (as defined in Note 3) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,076,250)
Public Shares issuance costs	(19,360,559)
Plus:
Remeasurement of carrying value to redemption value	23,448,107
Class A ordinary shares subject to possible redemption, March 31, 2026	288,511,298
Plus:
Remeasurement of carrying value to redemption value	2,650,081
Class A ordinary shares subject to possible redemption, June 30, 2026	291,161,379
Plus:
Remeasurement of carrying value to redemption value	2,424,121
Class A ordinary shares subject to possible redemption, September 30, 2026	$293,585,500

Revision of Previously Issued Financial Statements

During the preparation of its financial statements for the quarter ended September 30, 2026, the Company identified an error related to an overaccrual of legal expenses as of June 30, 2026. The Company evaluated the error in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the error was not material to its previously issued financial statements. However, correcting the entire error in the third quarter of 2026 would materially misstate the results of operations for that quarter.

Accordingly, the Company determined that a revision of its previously issued financial statements was appropriate. The revision resulted in a decrease in general and administrative expenses and accrued expenses, and a corresponding increase in net income for the three and six months ended June 30, 2026.

The Company has reflected the impact of the revision in the current-period financial statements, including the adjustment to accumulated deficit in the condensed statement of changes in shareholders’ deficit, and will revise the affected comparative financial information when it is next presented.

The impact of the revision on the affected financial statement line items is presented in the table below.

Financial Statement Line Item	As Previously Reported	Adjustment	As Revised
As of June 30, 2026
Accrued expenses	$1,261,815	(379,453)	$882,362
Accumulated deficit	$(17,346,182)	379,453	$(16,966,729)
Total Shareholders’ Deficit	$(17,345,320)	379,453	$(16,965,867)
Three months ended June 30, 2026
General and administrative expenses	$770,227	(379,453)	$390,774
Net income	$1,889,014	379,453	$2,268,467
Basic and diluted net income per Class A ordinary share	$0.05	0.01	$0.06
Basic and diluted net income per Class B ordinary share	$0.05	0.01	$0.06
Six months ended June 30, 2026
General and administrative expenses	$1,667,968	(379,453)	$1,288,515
Net loss	$(1,057,842)	379,453	$(678,389)
Basic and diluted net loss per Class A ordinary share	$(0.03)	0.01	$(0.02)
Basic and diluted net loss per Class B ordinary share	$(0.03)	0.01	$(0.02)
Six months ended June 30, 2026 — Statement of Cash Flows
Net loss	$(1,057,842)	379,453	$(678,389)
Change in accrued expenses	$1,245,860	(379,453)	$866,407

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which was subsequently amended by ASU 2025-01. The ASU requires additional disclosures regarding certain expense categories included in the income statement. The Company is currently evaluating the applicability of the ASU and its potential impact on the disclosures in its financial statements.

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

Warrants — As of September 30, 2026, there were 11,854,166 Warrants outstanding, including 7,187,500 Public Warrants and 4,666,666 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not, including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants and subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, may not be exercised more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 8,433,333 founder shares. On November 3, 2025, the Company issued an additional 191,667 founder shares through a recapitalization, resulting in the Sponsor holding 8,625,000 founder shares. Following the transfer of 75,000 founder shares to the Company’s independent directors on February 11, 2026, as further described below, the Sponsor holds 8,550,000 founder shares. All share and per share data is retrospectively presented. Up to 1,125,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

On February 11, 2026, the Sponsor assigned and transferred an aggregate of 75,000 Founder Shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares on February 11, 2026 was $114,225 or $1.52 per share. The Company established the initial fair value of the Founder Shares on February 11, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.89, likelihood of initial Business Combination 16.0%, and volatility of 9.1%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, the outstanding balance under the promissory note was $154,819. On February 13, 2026, the Company had borrowed $371,062 under the promissory note. The borrowings were paid in full by the Company on February 17, 2026, subsequent to the closing of the Initial Public Offering, and borrowings under the promissory note are no longer available.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on February 11, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $35,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $105,000 and $263,750, respectively, in fees for these services. For the period from September 5, 2025 (inception) through September 30, 2025, no fees were incurred for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

Due from Sponsor

On February 13, 2026, the Sponsor had pending transfers to be made amounting to $3,160,946 which consists of funds received from the underwriter for the Advisory agreement amounting to $1,250,000, and transfer to Company’s operating bank account for working capital purposes, which was subsequently transferred on February 17, 2026, net of repayment of the promissory note and outstanding vendors. As of September 30, 2026, there were no amounts due from the Sponsor.

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

Deferred Legal Fees

The Company has entered into an engagement agreement with its legal counsel pursuant to which certain legal fees incurred in connection with the Company’s activities are deferred until the consummation of its initial Business Combination. Under the terms of the agreement, payment of the deferred legal fees is contingent upon the successful completion of the initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the treatment of the deferred fees will be governed by the terms of the engagement agreement. As of September 30, 2026, the Company had recorded a liability for deferred legal fees of $233,551, included in deferred legal fees in the accompanying condensed balance sheet.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Additionally, the underwriters are entitled to a deferred underwriting discount equal to 4.50% of the gross proceeds from the Units sold in the Initial Public Offering, excluding Units sold pursuant to the underwriters’ over-allotment option, and 6.50% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, totaling $13,687,500 in the aggregate. The deferred underwriting discount is payable upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

The underwriter has reimbursed the Company an aggregate of $1,250,000, for the advisory fees due to Zenith in connection with the Initial Public Offering and the business combination. As of September 30, 2026 and December 31, 2025, the advisory fee payable - non-current was $3,062,500 and $0, as presented in the accompanying condensed balance sheets, respectively.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 shares subject to possible redemption as of September 30, 2026.

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 25, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,433,333 founder shares. On November 3, 2025 the company issued an additional 191,667 founder shares to a recapitalization whereas the sponsor now holds 8,625,000 founder shares. As of December 31, 2025, an aggregate of 1,125,000 founder shares remained subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. On February 13, 2026, the underwriters exercised their over-allotment option in full. Accordingly, the 1,125,000 founder shares were no longer subject to forfeiture. As of September 30, 2026, there were 8,625,000 Class B ordinary shares issued and outstanding, none of which were subject to forfeiture in connection with the underwriters’ over-allotment option.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$293,585,500	$—

The investments held in Trust Account, consist of money market funds and U.S. Treasury Bills. As of September 30, 2026, the assets held in the Trust Account consisted of $716 held in cash and money market funds and $293,584,784 invested in U.S. Treasury Bills maturing on February 11, 2027.

The fair value of the Public Warrants is $3,076,250, or $0.43 per Public Warrant, at issuance on February 13, 2026. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 13, 2026
Underlying stock price	$9.89
Exercise price	$11.50
Volatility	9.40%
Risk-free rate	3.43%
Weighted term (years)	2.83

HCM IV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The measure of segment profit or loss is net income or loss as presented on the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$612,474	$—
Cash and marketable securities held in Trust Account	$293,585,500	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 5, 2025 (inception) through September 30, 2025
General and administrative expenses	$256,201	$1,544,716	$21,375
Interest earned on investments held in Trust Account	$2,424,121	$6,085,500	$—

General and administrative expenses, as reported on the accompanying condensed statements of operations, are the significant segment expense reviewed by the CODM. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 5, 2025, as Mercator I Acquisition Corp. as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. On October 29, 2025, we changed our name to HCM IV Acquisition Corp. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

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

The rules adopted by the Securities and Exchange Commission (the “SEC”) in January 2024 relating to special purpose acquisition companies, shell companies and related disclosures (the “2024 SPAC Rules”) may materially affect our ability to complete any potential initial business combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 5, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,173,837, which consists of other income-interest earned on bank of $5,917 and interest income on marketable securities held in the Trust Account of $2,424,121, offset by general, and administrative costs of $256,201.

For the nine months ended September 30, 2026, we had a net income of $1,495,448, which consists of other income-interest earned on bank of $17,164 and interest income on marketable securities held in the Trust Account of $6,085,500, offset by general, and administrative costs of $1,544,716 and advisory fee expense of $3,062,500.

For the period from September 5, 2025 (inception) through September 30, 2025, we had a net loss of $21,375, which consists of general and administrative expense of $21,375.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2026, we had $612,474 cash and working capital deficit of $256,767.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $657,501. Net income of $1,495,448 was affected by payment of formation, general, and administrative costs through promissory note – related party of $30,955, interest earned on marketable securities held in Trust Account of $6,085,500, advisory fee payable of $3,062,500 and changes in operating assets and liabilities of $839,096.

For the period from September 5, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $21,375 was affected by changes in operating assets and liabilities of $21,375.

As of September 30, 2026, we had investments held in the Trust Account of $293,585,500 (including approximately $6,085,500 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $612,474 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2026, our current liabilities exceeded our cash available outside the Trust Account. Accordingly, we may need to obtain additional financing to fund our operating expenses and working capital requirements prior to the completion of our initial Business Combination. Such financing may be provided through Working Capital Loans from our Sponsor or certain of our officers and directors, although they are under no obligation to provide such loans. There can be no assurance that additional financing will be available to us on commercially acceptable terms, or at all. If sufficient financing is not available, we may be required to curtail our operations or take other measures to conserve liquidity. We may also require additional financing to complete our initial Business Combination, including in connection with redemptions of our Public Shares.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, the underwriters are entitled to a deferred underwriting discount equal to 4.50% of the gross proceeds from the Units sold in the Initial Public Offering, excluding Units sold pursuant to the underwriters’ over-allotment option, and 6.50% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, totaling $13,687,500 in the aggregate. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred total offering costs of $19,591,443 in connection with the Initial Public Offering, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $903,943 of other offering costs. The deferred underwriting fees are payable only upon the completion of our initial Business Combination, subject to the terms of the underwriting agreement.

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

HCM IV ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)